Form 10KSB
period 1999-12-31
1 SOLUTION CORP
filed 2000-04-14
CIK 1101417

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.


                        Commission File Number 000-28631


                             1 SOLUTION CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    95-4737484
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

          14724 VENTURA BOULEVARD, SUITE 2, SHERMAN OAKS, CA    91403
          -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (818) 971-5100


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 375,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  6

Item   3.      Legal Proceedings                                           6

Item   4.      Submission of Matters to a Vote of Security Holders         6

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         6

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

Item   7.      Financial Statements                                        7

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         8

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         8

Item  10.      Executive Compensation                                      9

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             10

Item  12.      Certain Relationships and Related Transactions             11

Item  13.      Exhibits and Reports on Form 8-K                           12

Signatures                                                                13

                                     PART I


Item   1.      Business

COMPANY DIRECTION

     1 SOLUTION will be a full service marketing consulting company formed to take advantage of the business opportunity created by the surge in new internet initiatives changing the face of the economy. The speed with which web initiatives have upset traditional business models is staggering. This event has created the need for Fortune 1000 companies to rethink their marketing strategies in an attempt to keep a stranglehold on their specific markets. It has also opened the door for more new web initiatives to follow their predecessors in an attempt to stake their claim in cyberspace. Effective execution of marketing and communications strategies is crucial to the success of both sides. 1 SOLUTION will be uniquely equipped to straddle both sides of this continuum offering marketing services on a single discipline and/or full spectrum basis dependent on client needs. New web companies are looking for a full suite of services while the Fortune 1000 is looking more for single discipline solutions that can be easily integrated into existing infrastructures.

     1 SOLUTION will offer incentive, media, cause, sports, event, relationship and sponsorship marketing capabilities through strategic partnerships and will not limit itself through representation as an advertising agency. The company will operate more akin to a Carlson Marketing Group than a McCann Erickson. Placing incentive/performance marketing disciplines at the core of the company holds more promise, more profitability in the long term.

OPERATING PHILOSOPHY

     The 1 SOLUTION operating philosophy is based on the premise that the speed with which a company moves in today's marketplace to develop and execute an effective marketing strategy will ultimately determine its viability.

OPERATING MODEL

     1 SOLUTION will exercise its internal brain trust to develop marketing strategies for its client base and at the outset will outsource execution to strategic partners who boast leadership positions in their respective disciplines. The company will develop in-house execution commensurate with development of its account base.

     1 SOLUTION's competitive advantage is a combined 37 years of strategic marketing services planning and negotiating skills. 1 SOLUTION's unique perspective will come from operating on the service provider side (the likes of CBS, Chancellor Media, Univision and MCIPG) versus the client side... a perspective that provides a true cost/opportunity evaluation. 1 SOLUTION's revenue stream will be commission/fee based and will depend largely on the company's ability to deliver marketing value against client objectives.

STRATEGIC PARTNERSHIPS

Incentive Marketing
-------------------
     MCI Performance Group - MCIPG is a highly respected player in the $20 billion business incentive marketing arena. 1 SOLUTION will access MCIPG's Travel Planning and Management, Communications and Creative Services, Administration, Merchandise and Innovations Divisions to engineer quality programs for its clientele. The scope and range of marketing solutions is far reaching, some of the most popular areas of activity are; Sales Incentives, Honor and Recognition Programs, Productivity and Behavior Modification, Idea Generation, Safety and Service and Product Knowledge Training. MCIPG's client roster includes American Airlines, Frito Lay, Lucent Technologies and Toyota Motor Sales.

Media Marketing
---------------
     1 SOLUTION will have the ability to plan and execute traditional media marketing campaigns across multiple platforms including Television, Radio, Outdoor and Transit. This will be easily accomplished through the advent of media organizations such as CBS Plus, Infinity Promotions Group, Chancellor Marketing Group and the combined marketing expertise of the company's principles. 1 SOLUTION also fully understands the need for On-Line Marketing capabilities and is in the process of evaluating strategic partnerships in this arena.

Cause Marketing
---------------
     Entertainment Industry Foundation - Founded in 1942, EIF is the entertainment industry's philanthropic development and execution arm. EIF has raised and distributed more than $140 million for charitable organizations. The foundation's umbrella Initiatives Program focuses on Education, Health and Environment. 1 SOLUTION will access for its client base EIF's cause marketing capabilities including establishment of funding criteria for programs as well as access to 501C3 status and celebrity talent. EIF has operated cause marketing campaigns for Lexus, American Express, Excite@Home, and Wine.com to name a few.

Sports/Event Marketing
----------------------
     1 SOLUTION will have the ability to work directly with major sports leagues and/or individual athletes. 1 SOLUTION will prefer to work with multiple firms in this discipline as no one organization offers the level of capabilities necessary to serve broad and diverse client needs.

Item   2.      Properties

The Company's executive and administrative offices are located at 14724 Ventura Boulevard, Suite 2, Sherman Oaks, CA 91403. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.



Item   3.      Legal Proceedings

1 SOLUTION is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.



                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on February 22, 2000. There is currently no market for 1 Solution's securities. 1 Solution has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of 1 Solution's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of 1 Solution.

          Recent Sales of Unregistered Securities.

 In March 1999, 1 Solution issued 900 shares of common stock to Appletree and 100 shares of common stock to Page One. The purchase price for these shares was $0.001 per share. The shares were sold pursuant to a 504 Private Placement Offering. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by 1 Solution in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.



Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

         The  following   discussion  and  analysis  below  should  be  read  in
conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (July 21, 1998) through December 31, 1999, during the Company's development stage, the Company has no cash and has generated a net loss of ($1,095).

FINANCIAL CONDITION AND LIQUIDITY

         The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 375,000 shares of Common Stock for net proceeds of $1,000.00. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.



Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

Not applicable.



Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of 1 Solution.

Name                                  Age(1)        Position
----                                  ------        --------
George Todt........................    46           Director

James Walters......................    45           President, Vice President
                                                     and Treasurer

Betsy Rowbottom....................    28           Secretary

------------
(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.


     Our director and executive officers devote such time and attention to the affairs of 1 Solution as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     George A. Todt was the President from inception until November 30, 1999. He has been the sole director since the inception of 1 Solution. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.


     James Walters has been the President since November 30, 1999, and Vice-President and the Treasurer of 1 Solution since its inception. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

     Besty Rowbottom became Secretary of 1 Solution in June 1999. She has been employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

     Our board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.


               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.



Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of 1 Solution receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd            375,000(3)               100.00%

PageOne Business Productions, LLC             37,500                   10.00%

George Todt                                   37,500(4)                10.00%

Besty Rowbottom                               37,500(4)                10.00%

James Walters                                 37,500(4)                10.00%

All officers and directors as a group         37,500(4)                10.00%
(3 persons)


------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of 1 Solution Corporation, 14724 Ventura Boulevard, Suite 2, Sherman Oaks, CA 91403.

(2) Unless otherwise indicated, 1 Solution believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 375,000 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 337,500 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 37,500 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 37,500 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Messrs. Todt and Walters are managing members and Ms. Rowbottom is Vice President.



Item  12.      Certain Relationships and Related Transactions

In March 1999, 1 Solution issued 100 shares of common stock to Page One, of which George Todt and James Walters are managing members and Ms. Rowbottom is Vice President. The purchase price for these shares was $1.00 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-7:

          REPORT OF INDEPENDENT AUDITOR WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 6, 2000.

          BALANCE SHEET AS OF DECEMBER 31, 1999

          STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM JULY 21, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM JULY 21, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM JULY 21, 1998 (INCEPTION) TO DECEMBER 31, 1999

          NOTES TO FINANCIAL STATEMENTS

(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28631)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28631)

27.1      Financial Data Schedule


(b)      Reports on Form 8-K

         None

                                AUDITOR'S REPORT




To the Board of Directors of:
 1 Solution Corporation

We have audited the accompanying balance sheet of 1 Solution Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from July 21, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of 1 Solution Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from July 21, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has an operating loss of $1,095 and a working capital deficiency of $95. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 6, 2000

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999




                                     ASSETS


TOTAL ASSETS                                                            $    -
                                                                        =======



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
   Loan payable to principal stockholder                                $    95
                                                                        -------

   TOTAL LIABILITIES                                                         95
                                                                        -------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000 shares
    authorized, none issued and outstanding                                 -
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 375,000 issued and outstanding                              375
   Additional paid-in capital                                               625
   Accumulated deficit during development stage                          (1,095)
                                                                        -------

TOTAL STOCKHOLDERS' DEFICIENCY                                              (95)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $    -
                                                                        =======






                 See accompanying notes to financial statements

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                              For the Year      July 21, 1998
                                            Ended December     (Inception) to
                                                31, 1999       December 31, 1999
                                            --------------    ------------------

REVENUES                                        $     -         $         -
                                                --------        ------------

EXPENSES

   Accounting fees                                   500                 500
   Bank charges                                       95                  95
   Legal fees                                        500                 500
                                                --------        ------------

NET LOSS                                        $ (1,095)       $     (1,095)
                                                ========        ============

   Net loss per share - basic and diluted       $ (0.004)       $     (0.006)
                                                ========        ============

   Weighted average number of shares
    outstanding during the  period -
   basic and diluted                             275,342             189,981
                                                ========        ============





                 See accompanying notes to financial statements

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JULY 21, 1998 (INCEPTION) TO DECEMBER 31, 1999



                                                                                          Deficit
                                                                                         Accumulated
                                                     Common Stock           Additional     During
                                                 ---------------------       Paid-In      Development
                                                  Shares      Amount         Capital         Stage         Total
                                                 ---------   ---------    -----------    ------------     --------


   Common stock issued for cash                  375,000      $   375      $     625     $         -      $ 1,000

   Net loss for the year ended December 31,
   1999                                                -            -             -            (1,095)     (1,095)
                                                 -------      -------      ---------     -------------    --------

Balance, December 31, 1999                       375,000      $   375      $     625     $     (1,095)    $   (95)
                                                 =======      =======      =========     =============    ========





                 See accompanying notes to financial statements

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                     July 21,
                                                    For the Year       1998
                                                        Ended       (Inception)
                                                      December      To December
                                                      31, 1999        31, 1999
                                                     ----------     -----------

Cash flows from operating activities
   Net loss                                           $(1,095)      $(1,095)
   Adjustments to reconcile net loss to net
    cash used in operating act                            -             -
                                                      -------       -------
Net cash used in operating activities                  (1,095)       (1,095)
                                                      -------       -------

Cash flows from financing activities
   Proceeds from issuance of common stock               1,000         1,000
   Loan proceeds from principal stockholder                95            95
                                                      -------       -------
Net cash provided by financing activities               1,095         1,095
                                                      -------       -------

NET INCREASE IN CASH                                      -             -

CASH AND CASH EQUIVALENTS - BEGINNING                     -             -
                                                      -------       -------

CASH AND CASH EQUIVALENTS - ENDING
                                                      $   -         $   -
                                                      =======       =======







                 See accompanying notes to financial statements

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------    ------------------------------------------

          (A)  Organization and Description of Business

          1 Solution Corporation (a development stage company) (the "Company") was incorporated in the State of Delaware on July 21, 1998 to serve as a vehicle to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating business operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.


          (B) Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (C) Cash and Cash Equivalents

          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

          (D) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
-------    ------------------------------------------

          (E) Loss Per Share

          Net loss per common share for the year ended December 31, 1999 and for the period from July 21, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE  2  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

          The loan payable to principal stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

NOTE  3  STOCKHOLDERS' DEFICIENCY

          The Company was originally authorized to issue 2,000 shares of common stock at $.01 per share par value. The Company issued 900 and 100 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

          Management subsequently filed an amendment to the articles of incorporation with the State of Delaware, which increased the number of authorized common shares to 100,000,000, effected a 375 to 1 split of the 1,000 previously issued common shares and created 8,000,000 authorized shares of preferred stock, of which the issuance, rights and other terms are to be determined by the Company's Board of Directors. In addition, the par value of the common stock was changed to $0.001 per share and the par value of the new preferred stock was set at $0.001 per share.

          The financial statements at December 31, 1999 give retroactive effect to common stock split, new authorized share amounts, and par values enumerated in the amended certificate of incorporation. As of December 31, 1999, no preferred shares have been issued.

NOTE  4  GOING CONCERN

          As reflected in the accompanying financial statements, the Company had a net loss of $1,095, a working capital deficiency of $95 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             1 SOLUTION CORPORATION


                                /s/ James Walters
                           By: -----------------------
                                  James Walters
                                  President, Treasurer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/ George A. Todt              Director                   April 13, 2000


/s/ James Walters               President, Treasurer       April 13, 2000