Form 10QSB
period 2000-06-30
1 SOLUTION CORP
filed 2000-08-21
CIK 1101417

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of August 15, 2000, there were 375,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                             1 SOLUTION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED)
            AND DECEMBER 31, 1999                                     2

            STATEMENTS OF OPERATIONS FOR THE THREE
            MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)           3

            STATEMENTS OF OPERATIONS FOR THE SIX
            MONTHS ENDED JUNE 30, 2000 AND 1999 AND
            FOR THE  PERIOD FROM JULY 21, 1998 (INCEPTION)
            TO JUNE 30, 2000 (UNAUDITED)                              4

            STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED JUNE 30, 2000 AND 1999 AND
            FOR THE PERIOD FROM JULY 21, 1998 (INCEPTION)
            TO JUNE 30, 2000 (UNAUDITED)                              5

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                 6-8


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      9

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K              9

                        Signatures                                    10

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements


                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                     ------
                                                  June 30, 2000    December 31,
                                                  (unaudited)         1999
                                                  ------------   -------------


TOTAL ASSETS                                      $     -        $      -
------------                                      ============   =============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

LIABILITIES
  Loan payable to stockholder                     $   16,395     $        95
                                                  ------------   -------------

  TOTAL LIABILITIES                                   16,395              95
                                                  ------------   -------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.001 par value, 8,000,000
    shares authorized, none issued and
    outstanding                                         -               -
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 375,000 issued and
    outstanding                                          375             375
  Additional paid-in capital                             625             625
  Accumulated deficit during development stage       (17,395)         (1,095)
                                                  ------------   -------------

TOTAL STOCKHOLDERS' DEFICIENCY                       (16,395)            (95)
                                                  ------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $          -   $           -
----------------------------------------------    ============   =============


                See accompanying notes to financial statements.

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 For the Three Months Ended
                                               ------------------------------
                                                  June 30          June 30
                                                    2000             1999
                                               -------------     ------------

REVENUES                                       $      -          $     -
                                               -------------     ------------

EXPENSES
  Accounting fees                                    2,000              500
  Bank charges                                        -                  30
  Legal fees                                         3,000              500
  Office & postage expense                             750             -
  Rent                                               2,400             -
                                               -------------     ------------

NET LOSS                                       $    (8,150)      $   (1,030)
--------                                       =============     ============


Net loss per share - basic and
  diluted                                      $   (0.0217)      $   (0.003)
                                               =============     ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                                375,000          346,154
                                               =============     ============


See accompanying notes to financial statements


                            1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the
                                                                        Period From
                                         For the Six Months Ended      July 21, 1998
                                       -----------------------------    (Inception)
                                         June 30,          June 30,     to June 30,
                                           2000             1999            2000
                                       -------------    ------------   -------------

REVENUES                               $      -         $     -         $     -
                                       -------------    ------------    ------------

EXPENSES
  Accounting fees                            4,000             500           4,500
  Bank charges                                -                 30              95
  Legal fees                                 6,000             500           6,500
  Office & postage expense                   1,500            -              1,500
  Rent                                       4,800            -              4,800
                                       -------------    ------------    ------------

NET LOSS                               $   (16,300)     $   (1,030)     $  (17,395)
--------                               =============    ============    ============

Net loss per share - basic and
  diluted                              $   (0.0435)     $  (0.0059)     $  (0.0733)
                                       =============    ============    ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                        375,000         174,033         237,342
                                       =============    ============    ============


                 See accompanying notes to financial statements


                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   July 21,
                                                                                     1998
                                                    For the Six Months Ended      (inception)
                                                ------------------------------    to June 30,
                                                June 30, 2000    June 30, 1999      2000
                                                -------------    -------------    ------------
Cash flows from operating activities
  Net loss                                      $    (16,300)    $     (1,030)    $  (17,395)
  Adjustments to reconcile net loss to
    net cash used in operating activities:              -                -              -
                                                -------------    -------------    ------------

     Net cash used in operating activities           (16,300)          (1,030)       (17,395)
                                                -------------    -------------    ------------

Cash flows from financing activities
  Proceeds from issuance of common stock                -               1,000          1,000
  Loan proceeds from stockholder                      16,300            1,770         16,395
                                                -------------    -------------    ------------

     Net cash provided by financing
      activities                                       16,300            2,770         17,395
                                                -------------    -------------    ------------

Net increase in cash                                    -               1,740           -

Cash and cash equivalents - Beginning                   -                -              -
                                                -------------    -------------    ------------

Cash and cash equivalents - ending              $       -        $      1,740     $     -
                                                =============    =============    ============



                 See accompanying notes to financial statements

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE  1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (A) Organization and Description of Business

               1 Solution Corporation (a development stage company) (the "Company") was incorporated in the State of Delaware on July 21, 1998 to serve as a vehicle to engage in an internet-based business. At June 30, 2000, the Company had not yet commenced any revenue-generating business operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

               The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

               (B) Basis of Presentation

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulation of the Securities and Exchange Commission for interim financial information necessary for a comprehensive presentation of financial position and results of operations.

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

               For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE  1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

               (E) Income Taxes

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement
               No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six months ended June 30, 2000.

               (F) Loss Per Share

               Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

                             1 SOLUTION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

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

               The financial statements at June 30, 2000 gives effect to the common stock split, new authorized share amounts, and par values enumerated in the amended certificate of incorporation. As of June 30, 2000, no preferred shares have been issued.

NOTE 4  GOING CONCERN

               As reflected in the accompanying financial statements, the Company has accumulated losses of $17,395, a working capital deficiency of $16,395 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (July 21, 1998) through June 30, 2000, during the Company's development stage, the Company has no cash and has generated a net loss of ($17,395).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $16,395 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from its current stockholders, and has issued 375,000 shares of Common Stock for net proceeds of $1,000.00. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the current period were funded by a loan from a stockholder.

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

                                        1 SOLUTION CORPORATION
                                        ----------------------
                                        Registrant


 August 17, 2000                      By:    /s/ James P. Walters
 ---------------                           --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule